Form 10-K
period 2016-12-31
USAA Auto Owner Trust 2016-1; USAA ACCEPTANCE LLC
filed 2017-03-30
CIK 1683170, 1178049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number of Issuing Entity: 333-208659-01
Central Index Key Number of Issuing Entity: 0001683170

USAA Auto Owner Trust 2016-1

(Exact name of Issuing Entity as specified in its charter)

Commission File Number of Depositor: 333-208659
Central Index Key Number of Depositor: 0001178049
USAA Acceptance, LLC
(Exact name of Depositor as specified in its charter)

Central Index Key Number of Sponsor: 0000908392

USAA Federal Savings Bank

(Exact name of Sponsor as specified in its charter)

Delaware	81-6668575
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization of	Identification No. of
Issuing Entity)	Issuing Entity)

c/o Wells Fargo Delaware
Trust Company, National Association
919 Market Street
Suite 1600
Wilmington, Delaware	19801
(Address of principal executive offices)	(Zip Code)
of Issuing Entity)

(302) 575-2004

(Issuing Entity’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:         None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Act).    ☐  Yes    ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer: ☐	Accelerated Filer: ☐

Non-accelerated filer: ☑	Smaller reporting company: ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None

Documents incorporated by reference: See Exhibit Index.

FORM 10-K

PART I

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10-K:

(A)	Item 1	Business.
(B)	Item 1A	Risk Factors.
(C)	Item 2	Properties.
(D)	Item 3	Legal Proceedings.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10-K:

(A)	Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(B)	Item 6	Selected Financial Data.
(C)	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operation.
(D)	Item 7A	Quantitative and Qualitative Disclosures About Market Risk.
(E)	Item 8	Financial Statements and Supplementary Data.
(F)	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
(G)	Item 9A	Controls and Procedures.

Item 9B. Other Information.

None.

PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J(1) TO FORM 10-K:

(A)	Item 10	Directors, Executive Officers and Corporate Governance.
(B)	Item 11	Executive Compensation.
(C)	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
(D)	Item 13	Certain Relationships and Related Transactions, and Director Independence.
(E)	Item 14	Principal Accounting Fees and Services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1)	Not applicable.

	(2)	Not applicable.

	(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(c)	None.

Item 16. Form 10-K Summary.

Not Applicable.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J(2) TO FORM 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

Not Applicable.

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers – Financial Information).

Not Applicable.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

Not Applicable.

Item 1117 of Regulation AB. Legal Proceedings.

No legal proceedings are pending against any of USAA Federal Savings Bank (in its capacity as the sponsor, (the “Sponsor”), in its capacity as an originator contemplated by Item 1110(b) of Regulation AB, (the “Originator”), in its capacity as servicer, (the “Servicer”) and in its capacity as administrator (the “Administrator”) of USAA Auto Owner Trust 2016-1 (the “Issuing Entity”), USAA Acceptance, LLC (the “Depositor”), Wells Fargo Delaware Trust Company, National Association (the “Owner Trustee”) or the Issuing Entity, or of which any property of the foregoing is the subject, that are or would be material to holders of the asset-backed notes (the “Notes”) or the asset-backed certificate (the “Certificate”). No such proceedings are known to be contemplated by governmental authorities.

U.S. Bank National Association, as the indenture trustee (the “Indenture Trustee”), has provided the following information for inclusion in this Form 10-K:

Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities (“RMBS”) trusts. The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo. The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee’s purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above with the most substantial case being: BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 794 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S. Bank National Association, No. 14-cv-9401 (S.D.N.Y.). Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

The Servicer and the Indenture Trustee (collectively, the “Servicing Parties”) have each been identified by the Depositor as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria set forth in paragraph (d) of Item 1122 of Regulation AB applicable to it (each, a “Servicing Assessment Report”), which Servicing Assessment Reports are attached as exhibits to this Form 10-K. In addition, each of the Servicer and the Indenture Trustee has provided an attestation report (each, an “Attestation Report”) by an independent registered public accounting firm, which reports are also attached as exhibits to this Form 10-K. Neither the Servicing Reports nor the Attestation Reports for the Indenture Trustee and the Servicer have identified any material instances of noncompliance with the servicing criteria described in such Servicing Report as being applicable to the Indenture Trustee or the Servicer, as applicable.

Item 1123 of Regulation AB. Servicer Compliance Statement.

The Servicer has completed a statement of compliance with its activities during the reporting period and of its performance under the applicable servicing agreement (a “Compliance Statement”), signed by an authorized officer of the Servicer. The Compliance Statement is attached as Exhibit 35.1 to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Depositor has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USAA ACCEPTANCE, LLC

By:	/s/ Thomas Cianelli
Name:	Thomas Cianelli
Title:	Senior Vice President, Treasurer (senior officer in
charge of securitization of the depositor)

Date: March 30, 2017

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act.

Not Applicable.

EXHIBIT INDEX

Exhibit 3.1	Amended and Restated Limited Liability Company Agreement of the Depositor (incorporated by reference from Exhibit 3.2 to Form SF-3/A of Depositor filed with the Commission on March 24, 2016).

Exhibit 4.1	Indenture, dated as of September 21, 2016, between the Issuing Entity and the Indenture Trustee, and acknowledged and accepted by the Depositor and USAA Federal Savings Bank (incorporated by reference from Exhibit 4.1 to the Issuing Entity’s filing on Form 8-K filed with the Commission on September 23, 2016).

Exhibit 10.1	Purchase Agreement, dated as of September 21, 2016, between USAA Federal Savings Bank, as seller, and the Depositor (incorporated by reference from Exhibit 10.1 to the Issuing Entity’s filing on Form 8-K filed with the Commission on September 23, 2016).

Exhibit 10.2	Sale and Servicing Agreement, dated as of September 21, 2016, among the Issuing Entity, the Depositor, USAA Federal Savings Bank, as servicer, and the Indenture Trustee (incorporated by reference from Exhibit 10.2 to the Issuing Entity’s filing on Form 8-K filed with the Commission on September 23, 2016).

Exhibit 10.3	Administration Agreement, dated as of September 21, 2016, between the Issuing Entity and the Administrator, and acknowledged and accepted by the Indenture Trustee (incorporated by reference from Exhibit 10.3 to the Issuing Entity’s filing on Form 8-K filed with the Commission on September 23, 2016).

Exhibit 10.4	Amended and Restated Trust Agreement, dated as of September 21, 2016, between the Depositor and the Owner Trustee (incorporated by reference from Exhibit 10.4 to the Issuing Entity’s filing on Form 8-K filed with the Commission on September 23, 2016).

Exhibit 10.5	Asset Representations Review Agreement, dated as of September 21, 2016, among USAA Federal Savings Bank, the Issuing Entity and Clayton Fixed Income Services LLC (incorporated by reference from Exhibit 10.5 to the Issuing Entity’s filing on Form 8-K filed with the Commission on September 23, 2016).

Exhibit 31	Certification of Senior Officer in Charge of the Servicing Function of the Servicer Pursuant to Rule 15d-14(d).

Exhibit 33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of USAA Federal Savings Bank.

Exhibit 33.2	Report on Assessment of Compliance with the Servicing Criteria of U.S. Bank National Association.

Exhibit 34.1	Attestation Report on Assessment of Compliance with the Servicing Criteria of Ernst & Young LLP, on behalf of USAA Federal Savings Bank.

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of Ernst & Young, on behalf of U.S. Bank National Association.

Exhibit 35.1	Annual Servicer Compliance Statement of the Servicer for the period beginning September 21, 2016 and ended December 31, 2016.