Form 10-K/A
period 2016-12-31
USAA Auto Owner Trust 2016-1; USAA ACCEPTANCE LLC
filed 2017-08-18
CIK 1683170, 1178049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Central Index Key Number of Sponsor: 0000908392

USAA Federal Savings Bank

(Exact name of Sponsor as specified in its charter)

Delaware	81-6668575
(State or other jurisdiction of incorporation or organization of Issuing Entity)	(I.R.S. Employer Identification No. of Issuing Entity)

c/o Wells Fargo Delaware
Trust Company, National Association
919 Market Street
Suite 1600
Wilmington, Delaware	19801
(Address of principal executive offices of Issuing Entity)	(Zip Code)

(302) 575-2004

(Issuing Entity’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Act).    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer:	☐	Accelerated Filer:	☐

Non-accelerated filer:	☒ (Do not check if a smaller reporting company)	Smaller reporting company:	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None

Documents incorporated by reference: See Exhibit Index.

EXPLANATORY NOTE

This Amendment No. 1 amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 which was filed with the Securities and Exchange Commission on March 30, 2017 and is being filed for the purpose of filing a new Exhibit 31 (Certification of Senior Officer in Charge of Securitization of the Depositor Pursuant to Rule 15d-14(d)).

Other than as discussed above, this Form 10-K/A does not update or amend any other information or any exhibits as originally filed on the Form 10-K and does not otherwise reflect events occurring after the original filing date of the Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and with other filings made by the issuing entity with the Securities and Exchange Commission subsequent to the filing of the Form 10-K.

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

USAA ACCEPTANCE, LLC

By:	/s/ Thomas Cianelli
Name:	Thomas Cianelli
Title:	President, Treasurer (senior officer in charge of securitization of the depositor)

Date: August 18, 2017

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act.

Not Applicable.

EXHIBIT INDEX

Exhibit 3.1	Amended and Restated Limited Liability Company Agreement of the Depositor (incorporated by reference from Exhibit 3.2 to Form SF-3/A of Depositor filed with the Commission on March 24, 2016).

Exhibit 4.1	Indenture, dated as of September 21, 2016, between the Issuing Entity and the Indenture Trustee, and acknowledged and accepted by the Depositor and USAA Federal Savings Bank (incorporated by reference from Exhibit 4.1 to the Issuing Entity’s filing on Form 8-K filed with the Commission on September 23, 2016).

Exhibit 10.1	Purchase Agreement, dated as of September 21, 2016, between USAA Federal Savings Bank, as seller, and the Depositor (incorporated by reference from Exhibit 10.1 to the Issuing Entity’s filing on Form 8-K filed with the Commission on September 23, 2016).

Exhibit 10.2	Sale and Servicing Agreement, dated as of September 21, 2016, among the Issuing Entity, the Depositor, USAA Federal Savings Bank, as servicer, and the Indenture Trustee (incorporated by reference from Exhibit 10.2 to the Issuing Entity’s filing on Form 8-K filed with the Commission on September 23, 2016).

Exhibit 10.3	Administration Agreement, dated as of September 21, 2016, between the Issuing Entity and the Administrator, and acknowledged and accepted by the Indenture Trustee (incorporated by reference from Exhibit 10.3 to the Issuing Entity’s filing on Form 8-K filed with the Commission on September 23, 2016).

Exhibit 10.4	Amended and Restated Trust Agreement, dated as of September 21, 2016, between the Depositor and the Owner Trustee (incorporated by reference from Exhibit 10.4 to the Issuing Entity’s filing on Form 8-K filed with the Commission on September 23, 2016).

Exhibit 10.5	Asset Representations Review Agreement, dated as of September 21, 2016, among USAA Federal Savings Bank, the Issuing Entity and Clayton Fixed Income Services LLC (incorporated by reference from Exhibit 10.5 to the Issuing Entity’s filing on Form 8-K filed with the Commission on September 23, 2016).

Exhibit 31	Certification of Senior Officer in Charge of Securitization of the Depositor Pursuant to Rule 15d-14(d).

Exhibit 33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of USAA Federal Savings Bank.

Exhibit 33.2	Report on Assessment of Compliance with the Servicing Criteria of U.S. Bank National Association.

Exhibit 34.1	Attestation Report on Assessment of Compliance with the Servicing Criteria of Ernst & Young LLP, on behalf of USAA Federal Savings Bank.

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of Ernst & Young, on behalf of U.S. Bank National Association.

Exhibit 35.1	Annual Servicer Compliance Statement of the Servicer for the period beginning September 21, 2016 and ended December 31, 2016.